Form 10-Q
period 2026-06-30
FIGX Capital Acquisition Corp.
filed 2026-08-05
CIK 2059033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 5, 2026, there were 15,508,470 Class A Ordinary Shares, par value $0.0001 per share, and 3,877,118 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

FIGX CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1

	Condensed Statements of Operations Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from February 20, 2025 (Inception) Through June 30, 2025 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from February 20, 2025 (Inception) Through June 30, 2025 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from February 20, 2025 (Inception) Through June 30, 2025 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	24

SIGNATURES		25

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 9, 2026;

●	“2025 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on August 8, 2025;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 5, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 26, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to the FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co, the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 30, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to FIGX Capital Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Consulting Agreement” are to the Consulting Agreement, dated September 10, 2025, by and between the Company and our Chief Financial Officer;

●	“Deferred Underwriting Fee” are to the additional fee of $6,419,000 in the aggregate, held in the Trust Account to which the Underwriters are entitled and that is payable only upon our completion of the initial Business Combination, which shall not accrue interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 30, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 26, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 21, 2025, as amended, and declared effective on June 26, 2025 (File No. 333- 287453);

●	“Letter Agreement” are to the Letter Agreement, dated June 26, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,965,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 1,965,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated June 26, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated June 26, 2025, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 26, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to FIGX Acquisition Partners LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $150,650,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 26, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 26, 2025, which we entered into with Cantor, as the representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIGX CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

JUNE 30, 2026

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$664,186	$905,141
Prepaid expenses	110,337	71,838
Total current assets	774,523	976,979
Long-term prepaid insurance	—	33,919
Investments held in Trust Account	156,460,058	153,708,127
TOTAL ASSETS	$157,234,581	$154,719,025

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$51,218	$17,860
Accrued offering costs	85,000	85,000
Due to related party	8,548	1,943
Total current liabilities	144,768	104,803
Deferred Underwriting Fee payable	6,419,000	6,419,000
TOTAL LIABILITIES	6,563,768	6,523,803

Commitments and Contingencies

Class A Ordinary Shares subject to possible redemption, 15,065,000 shares at a redemption value of $10.39 and $10.20 per share at June 30, 2026 and December 31, 2025, respectively	156,460,059	153,708,128

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 443,470 issued and outstanding (excluding 15,065,000 Class A Ordinary Shares subject to possible redemption) at June 30, 2026 and December 31, 2025	44	44
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 3,877,118 shares issued and outstanding at June 30, 2026 and December 31, 2025	388	388
Additional paid-in capital	—	—
Accumulated deficit	(5,789,678)	(5,513,338)
Total Shareholders’ Deficit	(5,789,246)	(5,512,906)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$157,234,581	$154,719,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGX CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from February 20, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
Formation and general and administrative costs	$120,025	$84,359	$276,339	$114,657
Loss from Operations	(120,025)	(84,359)	(276,339)	(114,657)

Other income (expense):
Share-based compensation expense	—	(164,499)	—	(164,499)
Interest earned on investments held in Trust Account	1,372,743	—	2,751,930	—

Total other income (expense)	1,372,743	(164,499)	2,751,930	(164,499)

Net income (loss)	$1,252,718	$(248,858)	$2,475,591	$(279,156)

Basic and diluted weighted average redeemable and non-redeemable Class A Ordinary Shares outstanding	15,508,470	—	15,508,470	—
Basic and diluted net income (loss) per redeemable and non-redeemable Class A Ordinary Shares	$0.06	$—	$0.13	$—
Basic and diluted weighted average non-redeemable Class B Ordinary Shares outstanding(1)	3,877,118	3,385,868	3,877,118	3,203,552
Basic and diluted net income (loss) per non-redeemable Class B Ordinary Shares	$0.06	$(0.07)	$0.13	$(0.09)

(1)	Periods for the three and six months ended June 30, 2025 excluded up to 491,250 of the Founder Shares that were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised (Note 5). On June 30, 2025, the Company consummated the Initial Public Offering of 15,065,000 units at $10.00 per unit, which included the full exercise of the Over-Allotment Option, and the 491,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGX CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	443,470	$44	3,877,118	$388	$—	$(5,513,338)	$(5,512,906)
Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,379,187)	(1,379,187)
Net income	—	—	—	—	—	1,222,873	1,222,873
Balance at March 31, 2026 (unaudited)	443,470	44	3,877,118	388	—	(5,669,652)	(5,669,220)
Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,372,744)	(1,372,744)
Net income	—	—	—	—	—	1,252,718	1,252,718
Balance at June 30, 2026 (unaudited)	443,470	$44	3,877,118	$388	$—	$(5,789,678)	$(5,789,246)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND

FOR THE PERIOD FROM FEBRUARY 20, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 20, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares issued to Sponsor	—	—	3,877,118	388	24,612	—	25,000
Net loss	—	—	—	—	—	(30,298)	(30,298)
Balance at March 31, 2025 (unaudited)	—	$—	3,877,118	$388	$24,612	$(30,298)	$(5,298)
Sale of Private Placement Units	443,470	44	—	—	4,434,656	—	4,434,700
Fair value of Public Warrants at issuance	—	—	—	—	1,438,708	—	1,438,708
Allocated value of transaction costs to redeemable Class A Ordinary Shares	—	—	—	—	(106,636)	—	(106,636)
Share-based compensation	—	—	—	—	164,499	—	164,499
Accretion for common stock to redemption amount	—	—	—	—	(5,955,839)	(4,951,598)	(10,907,437)
Net loss	—	—	—	—	—	(248,858)	(248,858)
Balance at June 30, 2025 (unaudited)	443,470	$44	3,877,118	$388	$—	$(5,230,754)	$(5,230,322)

(1)	Included up to 491,250 of the Founder Shares that were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised (Note 5). On June 30, 2025, the Company consummated the Initial Public Offering of 15,065,000 units at $10.00 per unit, which included the full exercise of the Over-Allotment Option, and the 491,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGX CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Period from February 20, 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$2,475,591	$(279,156)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation and general and administrative costs through IPO Promissory Note – related party	—	54,292
Share-based compensation expense	—	164,499
Interest earned on investments held in Trust Account	(2,751,930)	—
Changes in operating assets and liabilities:
Prepaid expenses	(4,580)	—
Accounts payable and accrued liabilities	33,359	60,365
Due to related party	6,605	—
Net cash used in operating activities	(240,955)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(150,650,000)
Net cash used in investing activities	—	(150,650,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	148,030,000
Proceeds from sale of Private Placement Units	—	4,434,700
Due from Sponsor	—	(1,754,055)
Payment of offering costs	—	(60,645)
Net cash provided by financing activities	—	150,650,000

Net Change in Cash	(240,955)	—
Cash – Beginning of period	905,141	—
Cash – End of period	$664,186	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$340,802
Offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Offering costs paid through IPO Promissory Note – related party	$—	$109,918

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from February 20, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is FIGX Acquisition Partners LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 21, 2025, as amended (File No. 333-287453), was declared effective on June 26, 2025 (the “IPO Registration Statement”). On June 30, 2025, the Company consummated the initial public offering of 15,065,000 units of the Company (the “Public Units”) at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option (as defined in Note 6) of 1,965,000 units of the Company (the “Option Units”) at $10.00 per Option Unit, generating gross proceeds of $150,650,000 (the “Initial Public Offering”), as discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 443,470 private placement units (the “Private Placement Units” and together with the Public Units, the “Units”) to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), the representative of the several underwriters of the Initial Public Offering (collectively, the “Underwriters”), at a price of $10.00 per Private Placement Unit in a private placement, generating gross proceeds of $4,434,700 (the “Private Placement”), as discussed in Note 4. Of those 443,470 Private Placement Units, the Sponsor purchased 312,470 Private Placement Units and Cantor purchased 131,000 Private Placement Units. Each Public Unit consists of one Class A ordinary share par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (each, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

Transaction costs amounted to $9,575,365, consisting of $2,620,000 cash underwriting fee, the Deferred Underwriting Fee (as defined in Note 6) of $6,419,000, and $536,365 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Underwriting Fee held and income taxes payable on the income earned on the Trust Account, if any) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.39 per Public Share as of June 30, 2026.

The Public Shares (as defined in Note 5) subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

At June 30, 2026, the Company had $664,186 in cash and working capital of $629,756.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay any Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements–Going Concern,” Management has determined that the Company currently lacks the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in the Report under Item 1. “Financial Statements” are issued, as the Company expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential Business Combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until June 30, 2027, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with its governing documents, applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. Such potential liquidity shortfall and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 9, 2026. The interim results for the three and six months ended June 30, 2026, and for the three months ended June 30, 2025 for the period from February 20, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $156,460,058 and $153,708,127, respectively, were held in money market funds investing in U.S. government treasury bills. The Company accounts for its investments held in the Trust Account as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are recorded as interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations.

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

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a Public Shareholder vote to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (2) any other material provisions relating to Public Shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,650,000
Less:
Proceeds allocated to Public Warrants	(1,438,708)
Redeemable Class A Ordinary Shares issuance cost	(9,468,729)
Plus:
Accretion of carrying value to redemption value	13,965,565
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$153,708,128
Plus:
Accretion of carrying value to redemption value	1,379,187
Class A Ordinary Shares subject to possible redemption, March 31, 2026	155,087,315
Plus:
Accretion of carrying value to redemption value	1,372,744
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$156,460,059

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

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the Period from February 20, 2025 (Inception) Through June 30,
	2026		2025(1)		2026		2025(1)
	Class A redeemable and non- redeemable	Class B non- redeemable	Class A redeemable and non- redeemable	Class B non- redeemable	Class A redeemable and non- redeemable	Class B non- redeemable	Class A redeemable and non- redeemable	Class B non- redeemable
Basic and Diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$1,002,174	$250,544	$—	$(248,858)	$1,980,473	$495,118	$—	$(279,156)
Denominator:
Basic and Diluted weighted average Ordinary Shares outstanding	15,508,470	3,877,118	—	3,385,868	15,508,470	3,877,118	—	3,203,552
Basic and Diluted net income (loss) per Ordinary Share	$0.06	$0.06	$—	$(0.07)	$0.13	$0.13	$—	$(0.09)

(1)	Periods for the three and six months ended June 30, 2025 excluded up to 491,250 of the Founder Shares that were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised (Note 5). On June 30, 2025, the Company consummated the Initial Public Offering of 15,065,000 units at $10.00 per unit, which included the full exercise of the Over-Allotment Option, and the 491,250 Founder Shares were no longer subject to forfeiture.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their assigned value. There are 7,532,500 Public Warrants and 221,735 Private Placement Warrants outstanding as of June 30, 2026 and December 31, 2025.

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

Management does not believe that there are any other recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

In May 2025, the Sponsor sold membership interests equivalent to a total of 260,000 Founder Shares to the Company’s independent directors and Management, for a consideration of $0.006 per share, or an aggregate total amount of $1,664. The transfer of the Founder Shares to the Company’s independent directors and Management are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The fair value of the 260,000 Founder Shares granted to the Company’s independent directors and Management on their respective grant dates in May 2025 had an aggregate total of $384,020, or $1.477 per Founder Share. The transfer of membership interests agreement stated that the recipient must be providing services at the date of the Initial Public Offering for 50% of their membership interest to become vested and non-forfeitable, thus, $164,499 was recorded as compensation expense upon consummation of the Initial Public Offering on June 30, 2025. The remaining 50% of their membership interests are contingent upon continued services through consummation of the initial Business Combination, which will be recognized at the date a Business Combination is probable (i.e., upon consummation of a Business Combination) in the amount of $166,162. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore the remaining compensation expense has not been recognized. The fair value of the Founder Shares was derived through a third-party valuation in which the implied Class A Ordinary Share price of $9.85 was multiplied by the market adjustment of 15%.

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

Administrative Services Agreement

The Company entered into the Administrative Services Agreement, dated June 26, 2025, with the Sponsor, pursuant to which, commencing on June 27, 2025, the Company pays an aggregate of $10,000 per month to the Sponsor for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000 in fees for these services, respectively. For the three months ended June 30, 2025 and for the period from February 20, 2025 (inception) through June 30, 2025, the Company did not incur any fees for these services. As of June 30, 2026 and December 31, 2025, the Company owed the Sponsor $8,548 and $1,943, respectively, related to these services, which is included in the “Due to related party” line item of the accompanying condensed balance sheets.

Consultant Services Agreement

The Chief Financial Officer provides accounting services to the Company at a monthly rate of $3,000, which commenced on September 1, 2025, pursuant to a consulting agreement, dated September 10, 2025 by and between the Company and the Chief Financial Officer. For the three and six months ended June 30, 2026, the Company incurred $9,000 and $18,000 fees for these services, respectively. For the three months ended June 30, 2025 and for the period from February 20, 2025 (inception) through June 30, 2025, the Company incurred no fees for these services.

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement equivalent units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 443,470 Class A Ordinary Shares issued and outstanding, excluding 15,065,000 Class A Ordinary Shares subject to possible redemption.

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Class B Ordinary Shares

The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 3,877,118 Class B Ordinary Shares issued and outstanding.

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

Warrants

There are 7,532,500 Public Warrants and 221,735 Private Placement Warrants outstanding as of June 30, 2026 and December 31, 2025. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$156,460,058	$153,708,127

On the date of the Initial Public Offering (June 30, 2025), the fair value of the Public Warrants was $1,438,708 or $0.191 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

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

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss which is presented in the statements of operations. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$664,186	$905,141
Investments held in Trust Account	$156,460,058	$153,708,127

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from February 20, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
Formation and general and administrative costs	$120,025	$84,359	$276,339	$114,657
Interest earned on investments held in Trust Account	$1,372,743	—	2,751,930	—

Formation, general and administrative costs are significant segment expenses, and as such are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital was available to complete the Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of investment with the Trust Account funds, while maintaining compliance with the Investment Management Trust Agreement, dated June 26, 2025, which the Company entered into with Continental, as trustee of the Trust Account.

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

Following the closing of the Initial Public Offering and Private Placement, the amount of $150,650,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 20, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,252,718, which consisted of interest earned on investments held in the Trust Account of $1,372,743, which was partially offset by formation and general and administrative costs of $120,025.

For the three months ended June 30, 2025, we had a net loss of $248,858, which consisted of share-based compensation expense of $164,499 and formation and general and administrative costs of $84,359.

For the six months ended June 30, 2026, we had a net income of $2,475,591, which consisted of interest earned on investments held in the Trust Account of $2,751,930, which was partially offset by formation and general and administrative costs of $276,339.

For the period from February 20, 2025 (inception) through June 30, 2025, we had a net loss of $279,156, which consisted of share-based compensation expense of $164,499 and formation and general and administrative costs of $114,657.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through June 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $150,650,000 was placed in the Trust Account. We incurred fees of $9,575,365 in the Initial Public Offering, consisting of $2,620,000 of cash underwriting fee, the Deferred Underwriting Fee of $6,419,000 and $536,365 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $240,955 with a net income of $2,475,591, interest earned on investments held in the Trust Account of $2,751,930. Changes in operating assets and liabilities provided $35,384 of cash for operating activities.

For the period from February 20, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $279,156, payment of general and administrative costs through IPO Promissory Note – related party of $54,292 and share-based compensation expense of $164,499. Changes in operating assets and liabilities provided $60,365 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $156,460,058 (including approximately $5,810,058 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable, and exclude the Deferred Underwriting Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of $664,186. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 30, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 27, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we incurred $30,000 and $60,000 in fees for these services, respectively. For the three months ended June 30, 2025 and for the period from February 20, 2025 (inception) through June 30, 2025, we did not incur any fees for these services. As of June 30, 2026 and December 31, 2025, we owed the Sponsor $8,548 and $1,943, respectively, related to these services, which amount is included in the “Due to related party” line item of the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

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

Consulting Agreement

Our Chief Financial Officer provides accounting services to us at a monthly rate of $3,000, which commenced on September 1, 2025, pursuant to the Consulting Agreement. For the three and six months ended June 30, 2026, we incurred $9,000 and $18,000 fees for these services, respectively. For the three months ended June 30, 2025 and for the period from February 20, 2025 (inception) through June 30, 2025, we incurred no fees for these services.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, and (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective in all material respects as of the end of the quarterly period ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 First Quarter Form 10-Q, (iii) 2025 Annual Report and (iv) 2026 First Quarter Form 10-Q. As of the date of the Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our 2025 First Quarter Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FIGX CAPITAL ACQUISITION CORP.

Date: August 5, 2026	By:	/s/ Lou Gerken
	Name:	Lou Gerken
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Harley Rollins
	Name:	Harley Rollins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)