Form 10-Q
period 2026-09-30
FIGX Capital Acquisition Corp.
filed 2026-11-05
CIK 2059033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 5, 2026, there were 15,508,470 Class A Ordinary Shares, par value $0.0001 per share, and 3,877,118 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

FIGX CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025 (Audited)	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from February 20, 2025 (Inception) Through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026, for the Three Months Ended September 30, 2025 and for the Period from February 20, 2025 (Inception) Through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from February 20, 2025 (Inception) Through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION		25

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	26

SIGNATURES		27

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 9, 2026;

●	“2025 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on August 8, 2025;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 5, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 26, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to the FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co, the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 30, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to FIGX Capital Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Consulting Agreement” are to the Consulting Agreement, dated September 10, 2025, by and between the Company and our Chief Financial Officer;

●	“Deferred Underwriting Fee” are to the additional fee of $6,419,000 in the aggregate, held in the Trust Account to which the Underwriters are entitled and that is payable only upon our completion of the initial Business Combination, which shall not accrue interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 30, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 26, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 21, 2025, as amended, and declared effective on June 26, 2025 (File No. 333- 287453);

●	“Letter Agreement” are to the Letter Agreement, dated June 26, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,965,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 1,965,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated June 26, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated June 26, 2025, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 26, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to FIGX Acquisition Partners LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $150,650,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 26, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 26, 2025, which we entered into with Cantor, as the representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIGX CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$510,679	$905,141
Prepaid expenses	72,128	71,838
Total current assets	582,807	976,979
Long-term prepaid insurance	—	33,919
Investments held in Trust Account	157,889,693	153,708,127
TOTAL ASSETS	$158,472,500	$154,719,025

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$62,375	$17,860
Accrued offering costs	—	85,000
Due to related party	2,855	1,943
Total current liabilities	65,230	104,803
Deferred Underwriting Fee payable	6,419,000	6,419,000
TOTAL LIABILITIES	6,484,230	6,523,803

Commitments and Contingencies

Class A Ordinary Shares subject to possible redemption, 15,065,000 shares at a redemption value of $10.48 and $10.20 per share at September 30, 2026 and December 31, 2025, respectively	157,889,693	153,708,128

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 443,470 issued and outstanding (excluding 15,065,000 Class A Ordinary Shares subject to possible redemption) at September 30, 2026 and December 31, 2025	44	44
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 3,877,118 shares issued and outstanding at September 30, 2026 and December 31, 2025	388	388
Additional paid-in capital	—	—
Accumulated deficit	(5,901,855)	(5,513,338)
Total Shareholders’ Deficit	(5,901,423)	(5,512,906)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$158,472,500	$154,719,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGX CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from February 20, 2025 (Inception) Through September 30,
	2026	2025	2026	2025

Formation and general and administrative costs	$112,179	$159,269	$388,518	$273,926
Loss from Operations	(112,179)	(159,269)	(388,518)	(273,926)

Other income:
Share-based compensation expense	—	—	—	(164,499)
Interest earned on investments held in Trust Account	1,429,636	1,596,061	4,181,566	1,596,061

Total other income	1,429,636	1,596,061	4,181,566	1,431,562

Net income	$1,317,457	$1,436,792	$3,793,048	$1,157,636

Basic weighted average redeemable and non-redeemable Class A Ordinary Shares outstanding	15,508,470	15,508,470	15,508,470	6,426,934
Basic net income per redeemable and non-redeemable Class A Ordinary Shares	$0.07	$0.07	$0.20	$0.12
Diluted weighted average redeemable and non-redeemable Class A Ordinary Shares outstanding	15,508,470	15,508,470	15,508,470	6,426,934
Diluted net income per redeemable and non-redeemable Class A Ordinary Shares	$0.07	$0.07	$0.20	$0.11
Basic weighted average non-redeemable Class B Ordinary Shares outstanding(1)	3,877,118	3,877,118	3,877,118	3,482,687
Basic net income per non-redeemable Class B Ordinary Shares	$0.07	$0.07	$0.20	$0.12
Diluted weighted average non-redeemable Class B Ordinary Shares outstanding	3,877,118	3,877,118	3,877,118	3,681,843
Diluted net income per non-redeemable Class B Ordinary Shares	$0.07	$0.07	$0.20	$0.11

(1)	The period from February 20, 2025 (inception) through September 30, 2025 excluded up to 491,250 of the Founder Shares that were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised (Note 5). On June 30, 2025, the Company consummated the Initial Public Offering of 15,065,000 units at $10.00 per unit, which included the full exercise of the Over-Allotment Option, and the 491,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGX CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	443,470	$44	3,877,118	$388	$—	$(5,513,338)	$(5,512,906)
Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,379,187)	(1,379,187)
Net income	—	—	—	—	—	1,222,873	1,222,873
Balance at March 31, 2026 (unaudited)	443,470	44	3,877,118	388	—	(5,669,652)	(5,669,220)
Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,372,744)	(1,372,744)
Net income	—	—	—	—	—	1,252,718	1,252,718
Balance at June 30, 2026 (unaudited)	443,470	44	3,877,118	388	—	(5,789,678)	(5,789,246)
Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,429,634)	(1,429,634)
Net income	—	—	—	—	—	1,317,457	1,317,457
Balance at September 30, 2026 (unaudited)	443,470	$44	3,877,118	$388	$—	$(5,901,855)	$(5,901,423)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM FEBRUARY 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 20, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares issued to Sponsor	—	—	3,877,118	388	24,612	—	25,000
Net loss	—	—	—	—	—	(30,298)	(30,298)

Balance at March 31, 2025	—	—	3,877,118	388	24,612	(30,298)	(5,298)

Sale of Private Placement Units	443,470	44	—	—	4,434,656	—	4,434,700
Fair value of Public Warrants at issuance	—	—	—	—	1,438,708	—	1,438,708
Allocated value of transaction costs to redeemable Class A Ordinary Shares	—	—	—	—	(106,636)	—	(106,636)
Share-based compensation	—	—	—	—	164,499	—	164,499
Accretion for Ordinary Shares to redemption amount	—	—	—	—	(5,955,839)	(4,951,598)	(10,907,437)
Net loss	—	—	—	—	—	(248,858)	(248,858)

Balance at June 30, 2025	443,470	44	3,877,118	388	—	(5,230,754)	(5,230,322)
Accretion for Ordinary Shares to redemption amount	—	—	—	—	—	(1,596,061)	(1,596,061)
Net income	—	—	—	—	—	1,436,792	1,436,792

Balance at September 30, 2025	443,470	$44	3,877,118	$388	$—	$(5,390,023)	$(5,389,591)

(1)	Included up to 491,250 of the Founder Shares that were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised (Note 5). On June 30, 2025, the Company consummated the Initial Public Offering of 15,065,000 units at $10.00 per unit, which included the full exercise of the Over-Allotment Option, and the 491,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGX CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the Period from February 20, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income	$3,793,048	$1,157,636
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation and general and administrative costs through IPO Promissory Note – related party	—	54,292
Share-based compensation expense	—	164,499
Interest earned on investments held in Trust Account	(4,181,566)	(1,596,061)
Changes in operating assets and liabilities:
Prepaid expenses	33,629	(149,508)
Accounts payable and accrued liabilities	44,515	49,235
Accrued offering costs	—	(255,802)
Due to related party	912	9,021
Net cash used in operating activities	(309,462)	(566,688)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(150,650,000)
Net cash used in investing activities	—	(150,650,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	148,030,000
Proceeds from sale of Private Placement Units	—	4,434,700
Repayment of IPO Promissory Note – related party	—	(164,210)
Payment of offering costs	(85,000)	(60,645)
Net cash (used in) provided by financing activities	(85,000)	152,239,845

Net Change in Cash	(394,462)	1,023,157
Cash – Beginning of period	905,141	—
Cash – End of period	$510,679	$1,023,157

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$85,000
Offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from February 20, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.48 per Public Share as of September 30, 2026.

The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

SEPTEMBER 30, 2026

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

Liquidity, Capital Resources and Going Concern

At September 30, 2026, the Company had $510,679 in cash and working capital of $517,577.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay any Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

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

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 9, 2026. The interim results for the three and nine months ended September 30, 2026, and for the three months ended September 30, 2025 and for the period from February 20, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $510,679 and $905,141 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $157,889,693 and $153,708,127, respectively, were held in money market funds investing in U.S. government treasury bills. The Company accounts for its investments held in the Trust Account as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are recorded as interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations.

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Accounting for Offering Costs”, and SEC Staff Accounting Bulletin 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, prorate, allocating the Initial Public Offering proceeds to the assigned value of the Public Warrants and to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit. After Management’s evaluation, the Public Warrants and the Private Placement Warrants were accounted for under equity treatment.

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

SEPTEMBER 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a Public Shareholder vote to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (2) any other material provisions relating to Public Shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,650,000
Less:
Proceeds allocated to Public Warrants	(1,438,708)
Redeemable Class A Ordinary Shares issuance cost	(9,468,729)
Plus:
Accretion of carrying value to redemption value	13,965,565
Class A Ordinary Shares subject to possible redemption, December 31, 2025	153,708,128
Plus:
Accretion of carrying value to redemption value	1,379,187
Class A Ordinary Shares subject to possible redemption, March 31, 2026	155,087,315
Plus:
Accretion of carrying value to redemption value	1,372,744
Class A Ordinary Shares subject to possible redemption, June 30, 2026	156,460,059
Plus:
Accretion of carrying value to redemption value	1,429,634
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$157,889,693

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement, since their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025. For the period from February 20, 2025 (inception) through September 30, 2025, diluted weighted average Class B Ordinary Shares include the Founder Shares that were subject to forfeiture until the full exercise of the Over-Allotment Option on June 30, 2025, which are excluded from basic weighted average Class B Ordinary Shares. The redemption feature for the Ordinary Shares equals fair value, and therefore does not create a different class of Ordinary Shares or require an adjustment to the earnings per-share calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other stockholders, because the shares could be sold on the open market. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates the fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from February 20, 2025 (Inception) Through September 30,
	2026		2025(1)		2026		2025(1)
	Class A redeemable and non- redeemable	Class B non- redeemable	Class A redeemable and non- redeemable	Class B non- redeemable	Class A redeemable and non- redeemable	Class B non- redeemable	Class A redeemable and non- redeemable	Class B non- redeemable
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$1,053,965	$263,492	$1,149,434	$287,358	$3,034,438	$758,610	$750,791	$406,845
Denominator:
Basic weighted average Ordinary Shares outstanding	15,508,470	3,877,118	15,508,470	3,877,118	15,508,470	3,877,118	6,426,934	3,482,687
Basic net income per Ordinary Share	$0.07	$0.07	$0.07	$0.07	$0.20	$0.20	$0.12	$0.12

Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,053,965	$263,492	$1,149,434	$287,358	$3,034,438	$758,610	$735,999	$421,637
Denominator:
Diluted weighted average Ordinary Shares outstanding	15,508,470	3,877,118	15,508,470	3,877,118	15,508,470	3,877,118	6,426,934	3,681,843
Diluted net income per Ordinary Share	$0.07	$0.07	$0.07	$0.07	$0.20	$0.20	$0.11	$0.11

(1)	The three months ended September 30, 2025 and the period from February 20, 2025 (inception) through September 30, 2025 excluded up to 491,250 of the Founder Shares that were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised (Note 5). On June 30, 2025, the Company consummated the Initial Public Offering of 15,065,000 units at $10.00 per unit, which included the full exercise of the Over-Allotment Option, and the 491,250 Founder Shares were no longer subject to forfeiture.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their assigned value. There are 7,532,500 Public Warrants and 221,735 Private Placement Warrants outstanding as of September 30, 2026 and December 31, 2025.

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 443,470 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement. Each Private Placement Unit consists of one Class A Ordinary Share (as included in the Private Placement Units, the “Private Placement Shares”) and one-half of one warrant (each, a “Private Placement Warrant” and together with the Public Warrants, the “Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial Business Combination and will not expire except upon liquidation. If the initial Business Combination is not completed within the Combination Period, the net proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

In May 2025, the Sponsor sold membership interests equivalent to a total of 260,000 Founder Shares to the Company’s independent directors and Management, for a consideration of $0.006 per share, or an aggregate total amount of $1,664. The transfer of the Founder Shares to the Company’s independent directors and Management is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The fair value of the 260,000 Founder Shares granted to the Company’s independent directors and Management on their respective grant dates in May 2025 had an aggregate total of $384,020, or $1.477 per Founder Share. The transfer of membership interests agreement stated that the recipient must be providing services at the date of the Initial Public Offering for 50% of their membership interest to become vested and non-forfeitable, thus, $164,499 was recorded as compensation expense upon consummation of the Initial Public Offering on June 30, 2025. The remaining 50% of their membership interests are contingent upon continued services through consummation of the initial Business Combination, which will be recognized at the date a Business Combination is probable (i.e., upon consummation of a Business Combination) in the amount of $166,162. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore the remaining compensation expense has not been recognized. The fair value of the Founder Shares was derived through a third-party valuation in which the implied Class A Ordinary Share price of $9.85 was multiplied by the market adjustment of 15%.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (ii) the Founder Shares are entitled to registration rights; (iii) pursuant to the Letter Agreement, the Sponsor and the Company’s officers and directors have agreed to (1) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination, (2) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (x) the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (3) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (4) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from Ordinary Shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination; (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles; and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any Special Resolution (as defined in Note 7) required to amend the Amended and Restated Articles or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

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

Administrative Services Agreement

The Company entered into the Administrative Services Agreement, dated June 26, 2025, with the Sponsor, pursuant to which, commencing on June 27, 2025, the Company pays an aggregate of $10,000 per month to the Sponsor for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000 in fees for these services, respectively. For the three months ended September 30, 2025 and for the period from February 20, 2025 (inception) through September 30, 2025, the Company incurred $30,000 in fees for these services. As of September 30, 2026 and December 31, 2025, the Company owed the Sponsor $2,855 and $1,943, respectively, related to these services, which is included in the “Due to related party” line item of the accompanying condensed balance sheets.

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Consultant Services Agreement

The Chief Financial Officer provides accounting services to the Company at a monthly rate of $3,000, which commenced on September 1, 2025, pursuant to a consulting agreement, dated September 10, 2025 by and between the Company and the Chief Financial Officer. For the three and nine months ended September 30, 2026, the Company incurred $9,000 and $27,000 in fees for these services, respectively. For the three months ended September 30, 2025 and for the period from February 20, 2025 (inception) through September 30, 2025, the Company incurred $9,000 in fees for these services, including $6,000 for work done before the effective date of the Consulting Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement equivalent units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 443,470 Class A Ordinary Shares issued and outstanding, excluding 15,065,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 3,877,118 Class B Ordinary Shares issued and outstanding.

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

SEPTEMBER 30, 2026

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

Warrants

There are 7,532,500 Public Warrants and 221,735 Private Placement Warrants outstanding as of September 30, 2026 and December 31, 2025. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$157,889,693	$153,708,127

FIGX CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Note 9 — Segment Information

ASC 280 establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by a company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss which is presented in the unaudited condensed statements of operations. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$510,679	$905,141
Investments held in Trust Account	$157,889,693	$153,708,127

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from February 20, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
Formation and general and administrative costs	$112,179	$159,269	$388,518	$273,926
Interest earned on investments held in Trust Account	$1,429,636	$1,596,061	$4,181,566	$1,596,061

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, included herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 20, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,317,457, which consisted of interest earned on investments held in the Trust Account of $1,429,636, which was partially offset by formation and general and administrative costs of $112,179.

For the three months ended September 30, 2025, we had a net income of $1,436,792, which consisted of interest earned on investments held in the Trust Account of $1,596,061, which was partially offset by formation and general and administrative costs of $159,269.

For the nine months ended September 30, 2026, we had a net income of $3,793,048, which consisted of interest earned on investments held in the Trust Account of $4,181,566, which was partially offset by formation and general and administrative costs of $388,518.

For the period from February 20, 2025 (inception) through September 30, 2025, we had a net income of $1,157,636, which consisted of interest earned on investments held in the Trust Account of $1,596,061, offset by formation and general and administrative costs of $273,926 and share-based compensation of $164,499.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through September 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $150,650,000 was placed in the Trust Account. We incurred fees of $9,575,365 in the Initial Public Offering, consisting of $2,620,000 of cash underwriting fee, the Deferred Underwriting Fee of $6,419,000 and $536,365 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $309,462 with a net income of $3,793,048, interest earned on investments held in the Trust Account of $4,181,566. Changes in operating assets and liabilities provided $79,056 of cash for operating activities.

For the period from February 20, 2025 (inception) through September 30, 2025, cash used in operating activities was $566,688, with a net income of $1,157,636, interest earned on investments held in the Trust Account of $1,596,061, payment of general and administrative costs through the IPO Promissory Note of $54,292 and share-based compensation expense of $164,499. Changes in operating assets and liabilities used $347,054 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $157,889,693 (including approximately $7,239,693 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable, and exclude the Deferred Underwriting Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $510,679 . We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 27, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, we incurred $30,000 and $90,000 in fees for these services, respectively. For the three months ended September 30, 2025 and for the period from February 20, 2025 (inception) through September 30, 2025, the Company incurred $30,000 in fees for these services. As of September 30, 2026 and December 31, 2025, we owed the Sponsor $2,855 and $1,943, respectively, related to these services, which amount is included in the “Due to related party” line item of the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

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

Consulting Agreement

Our Chief Financial Officer provides accounting services to us at a monthly rate of $3,000, which commenced on September 1, 2025, pursuant to the Consulting Agreement. For the three and nine months ended September 30, 2026, we incurred $9,000 and $27,000 in fees for these services, respectively. For the three months ended September 30, 2025 and for the period from February 20, 2025 (inception) through September 30, 2025, the Company incurred $9,000 in fees for these services, including $6,000 for work done before the effective date of the Consulting Agreement.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective in all material respects as of the end of the quarterly period ended September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 First Quarter Form 10-Q, (iii) 2025 Annual Report, and (iv) 2026 First Quarter Form 10-Q. As of the date of the Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FIGX CAPITAL ACQUISITION CORP.

Date: November 5, 2026	By:	/s/ Lou Gerken
	Name:	Lou Gerken
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Harley Rollins
	Name:	Harley Rollins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)